Form 10-K
period 2021-12-31
BANK 2020-BNK29
filed 2022-03-30
CIK 1830315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   the McDonald’s Global HQ mortgage loan, which is serviced pursuant to the BANK 2020-BNK30 pooling and servicing agreement attached hereto as Exhibit 4.5; and

•   the Courtyard Marriott Solana Beach mortgage loan, which is serviced pursuant to the WFCM 2020-C58 pooling and servicing agreement attached hereto as Exhibit 4.6.

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

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as servicer under the Grace Trust 2020-GRCE trust and servicing agreement, pursuant to which the Grace Building mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Grace Building mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2020-BNK30 pooling and servicing agreement, pursuant to which the McDonald’s Global HQ mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the McDonald’s Global HQ mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 pooling and servicing agreement, pursuant to which the 711 Fifth Avenue mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 711 Fifth Avenue mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2020-BNK28 pooling and servicing agreement, pursuant to which the Chasewood Technology Park mortgage loan and the ExchangeRight Net Leased Portfolio #39 mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Chasewood Technology Park mortgage loan and the ExchangeRight Net Leased Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2020-C58 pooling and servicing agreement, pursuant to which the Courtyard Marriott Solana Beach mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Courtyard Marriott Solana Beach mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.15, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2020, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the WFCM 2020-C58 securitization transaction, pursuant to which the Courtyard Marriott Solana Beach Mortgage Loan was serviced from 1/1/21 to 12/31/21 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on December 28, 2020 under SEC File No. 333-227446-12 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2020, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the BANK 2020-BNK30 securitization transaction, pursuant to which the McDonald’s Global HQ Mortgage Loan was serviced from 1/1/21 to 12/31/21 (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K/A filed on January 5, 2021 under SEC File No. 333-227446-12 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Wells Fargo Bank, National Association, as Master Servicer

33.6  Rialto Capital Advisors, LLC, as Special Servicer

33.7  Pentalpha Surveillance LLC, as Operating Advisor

33.8  CoreLogic Solutions, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

 33.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

33.19 Situs Holdings, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21)

33.20 Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21)

33.21 KeyBank National Association, as Special Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21)

33.22 KeyBank National Association, as Special Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 33.21)

33.23 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 33.6)

33.24 Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.27 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.29 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.31 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 11/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.32 Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.33 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Wells Fargo Bank, National Association, as Master Servicer

34.6  Rialto Capital Advisors, LLC, as Special Servicer

34.7  Pentalpha Surveillance LLC, as Operating Advisor

34.8  CoreLogic Solutions, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

 34.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

34.19 Situs Holdings, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21)

34.20 Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21)

34.21 KeyBank National Association, as Special Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21)

34.22 KeyBank National Association, as Special Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 34.21)

34.23 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 34.6)

34.24 Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.27 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.29 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.31 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 11/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.32 Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.33 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6  Rialto Capital Advisors, LLC, as Special Servicer

35.7 Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.12 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 35.6)

35.13 Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.14 Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.15 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.17 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 11/1/21 to 12/31/21) and ExchangeRight Net Leased Portfolio #39 (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated as of November 20, 2020, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 30, 2020 under SEC File No. 333-227446-12 and incorporated by reference herein).

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

(99.12) Agreement Between Note Holders, dated as of September 30, 2020, by and between Morgan Stanley Bank, N.A., as initial note A-1 Holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Chasewood Technology Park loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on November 30, 2020 under SEC File No. 333-227446-12 and incorporated by reference herein).

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

(99.15) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-12 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022