Form 10-K
period 2024-12-31
BANK 2020-BNK29
filed 2025-03-27
CIK 1830315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

•   LNR Partners, LLC is the special servicer under the Grace Trust 2020-GRCE trust and servicing agreement, pursuant to which the Grace Building mortgage loan is serviced.  On August 27, 2024, Situs Holdings, LLC was replaced as special servicer under the Grace Trust 2020-GRCE trust and servicing agreement and was succeeded by LNR Partners, LLC. Because LNR Partners, LLC is not the BANK 2020-BNK29 special servicer, is not affiliated with any sponsor and services only the Grace Building mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as Grace Trust 2020-GRCE special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123. Because Situs Holdings, LLC is not the BANK 2020-BNK29 special servicer, is not affiliated with any sponsor and serviced only the Grace Building mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Situs Holdings, LLC, as Grace Trust 2020-GRCE special servicer, constituted a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but did not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.5     Wells Fargo Bank, National Association, as Master Servicer

33.6     Rialto Capital Advisors, LLC, as Special Servicer

33.7     Pentalpha Surveillance LLC, as Operating Advisor

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant

33.9     Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.19  LNR Partners, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 8/27/24 to 12/31/24)

33.20  Situs Holdings, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 8/26/24)

33.21  Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24)

33.22  KeyBank National Association, as Special Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24)

33.23  KeyBank National Association, as Special Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 33.22)

33.24  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.25  Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.28   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.29  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.30   Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.32   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.33  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.34   Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5     Wells Fargo Bank, National Association, as Master Servicer

34.6     Rialto Capital Advisors, LLC, as Special Servicer

34.7     Pentalpha Surveillance LLC, as Operating Advisor

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant

34.9     Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.19  LNR Partners, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 8/27/24 to 12/31/24)

34.20  Situs Holdings, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 8/26/24)

34.21  Greystone Servicing Company LLC, as Special Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24)

34.22  KeyBank National Association, as Special Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24)

34.23  KeyBank National Association, as Special Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 34.22)

34.24  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.25  Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.28   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.29  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.30   Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.32   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.33  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.34   Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Wells Fargo Bank, National Association, as Master Servicer

35.6     Rialto Capital Advisors, LLC, as Special Servicer

35.7     Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.12  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 35.6)

35.13  Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.14  Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.15  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.16   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.18   Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.20   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/24 to 12/31/24) and ExchangeRight Net Leased Portfolio #39 (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.22   Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated as of November 20, 2020, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 30, 2020 under SEC File No. 333-227446-12 and incorporated by reference herein).

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

Date:  March 26, 2025