Form 10-K
period 2025-12-31
BANK 2020-BNK29
filed 2026-03-23
CIK 1830315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•     Midland Loan Services, a Division of PNC Bank, National Association is the current special servicer under the BANK 2020-BNK30 pooling and servicing agreement (other than with respect to certain mortgage loans, including the McDonald’s Global HQ mortgage loan).  On February 27, 2025, Greystone Servicing Company LLC was replaced as special servicer under the BANK 2020-BNK30 pooling and servicing agreement and was succeeded by LNR Partners, LLC; provided, that with respect to the McDonald’s Global HQ mortgage loan, Greystone Servicing Company LLC remains the special servicer under the BANK 2020-BNK30 pooling and servicing agreement.  Because Greystone Servicing Company LLC is not the BANK 2020-BNK29 special servicer, is not affiliated with any sponsor and services only the McDonald’s Global HQ mortgage loan, which constitutes less than 5% of the mortgage pool, Greystone Servicing Company LLC, as BANK 2020-BNK30 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2020-BNK29 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 30, 2020.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2020-BNK29 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1     Wells Fargo Bank, National Association, as Certificate Administrator

33.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3     Wells Fargo Bank, National Association, as Custodian

33.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7     Rialto Capital Advisors, LLC, as Special Servicer

33.8     Pentalpha Surveillance LLC, as Operating Advisor

33.9     CoreLogic Solutions, LLC, as Servicing Function Participant

33.10   Trimont LLC, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.13   Trimont LLC, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.16   Trimont LLC, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.19   Trimont LLC, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 3/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.20  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 2/28/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.22   Trimont LLC, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.23  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.24  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.25  LNR Partners, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25)

33.26  KeyBank National Association, as Special Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25)

33.27  KeyBank National Association, as Special Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 33.26)

33.28  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.29  Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.30  Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.32   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.33  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.34   Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.36   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.37  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.38   Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1     Wells Fargo Bank, National Association, as Certificate Administrator

34.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3     Wells Fargo Bank, National Association, as Custodian

34.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7     Rialto Capital Advisors, LLC, as Special Servicer

34.8     Pentalpha Surveillance LLC, as Operating Advisor

34.9     CoreLogic Solutions, LLC, as Servicing Function Participant

34.10   Trimont LLC, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.13   Trimont LLC, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.16   Trimont LLC, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.19   Trimont LLC, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 3/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.20  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 2/28/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.22   Trimont LLC, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.23  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.24  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.25  LNR Partners, LLC, as Special Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25)

34.26  KeyBank National Association, as Special Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25)

34.27  KeyBank National Association, as Special Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 34.26)

34.28  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.29  Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.30  Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.32   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.33  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.34   Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.36   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.37  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.38   Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1     Wells Fargo Bank, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7     Rialto Capital Advisors, LLC, as Special Servicer

35.8      Trimont LLC, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.10   Trimont LLC, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.12   Trimont LLC, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.14   Trimont LLC, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 3/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 2/28/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.16   Trimont LLC, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.17  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.18  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 35.7)

35.19  Wells Fargo Bank, National Association, as Custodian under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Grace Trust 2020-GRCE securitization, pursuant to which the following mortgage loans were serviced by such party: Grace Building (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.22   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK30 securitization, pursuant to which the following mortgage loans were serviced by such party: McDonald's Global HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.23  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.24   Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GC47 securitization, pursuant to which the following mortgage loans were serviced by such party: 711 Fifth Avenue (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.26   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK28 securitization, pursuant to which the following mortgage loans were serviced by such party: Chasewood Technology Park (from 1/1/25 to 12/31/25) and ExchangeRight Net Leased Portfolio #39 (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.27  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.28   Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C58 securitization, pursuant to which the following mortgage loans were serviced by such party: Courtyard Marriott Solana Beach (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated as of November 20, 2020, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 30, 2020 under SEC File No. 333-227446-12 and incorporated by reference herein).

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

Date:  March 23, 2026